Form 10-K
period 2025-12-31
BMO 2025-C11 Mortgage Trust
filed 2026-03-30
CIK 2051421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity:333-280224-05

Central Index Key Number of the issuing entity:0002051421

BMO 2025-C11 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555524

LoanCore Capital Markets LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001931347

Greystone Commercial Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-7343952 38-7343953 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786-1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The Shops at Mission Viejo mortgage loan, which represented approximately 7.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Shops at Mission Viejo mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2025-C32 PSA (as defined in Item 15 below).

2.  The UOVO QPN mortgage loan, which represented approximately 7.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Outlet Shoppes of the Bluegrass mortgage loan, which represented approximately 2.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2025-C64 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the WFCM 2025-C64 PSA, as disclosed in the Current Report on Form 8-K filed on March 6, 2025 under Commission File No. 333-280224-05.

3.  The 29-33 Ninth Avenue mortgage loan, which represented approximately 5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 29-33 Ninth Avenue mortgage loan and each of the related companion loan(s) (i) were serviced pursuant to the BMO 2025-C11 PSA prior to July 24, 2025 and (ii) are serviced pursuant to the BBCMS 2025-C35 PSA (as defined in Item 15 below) on and after July 24, 2025.

4.  The 299 Park Avenue mortgage loan, which represented approximately 4.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 299 Park Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the NY 2025-299P TSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the NY 2025-299P TSA, as disclosed in the Current Report on Form 8-K filed on March 6, 2025 under Commission File No. 333-280224-05.

5.  The Twin Cities Premium Outlets mortgage loan, which represented approximately 1.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Twin Cities Premium Outlets mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-C30 PSA (as defined in Item 15 below).

6.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for the 29-33 Ninth Avenue mortgage loan under the BBCMS 2025-C35 PSA on and after July 24, 2025, (ii) Pentalpha Surveillance LLC, as operating advisor for the 299 Park Avenue mortgage loan under the NY 2025-299P TSA and (iii) Wilmington Savings Fund Society, FSB, as trustee under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC, Pentalpha Surveillance LLC and Wilmington Savings Fund Society, FSB performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2025-C32 PSA, the WFCM 2025-C64 PSA, the BBCMS 2025-C35 PSA and the BBCMS 2024-C30 PSA and (ii) Citibank, N.A. as certificate administrator under the NY 2025-299P TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.  This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Deutsche Bank National Trust Company, as NCB co-trustee under the BMO 2025-C11 PSA, because Deutsche Bank National Trust Company did not make, and was not required to make, any advance under the BMO 2025-C11 PSA during the year ended December 31, 2025, and, pursuant to the terms of the BMO 2025-C11 PSA, the NCB co-trustee is required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria only if it has made (or is required to make) an advance during the applicable calendar year.

7.  This report on Form 10-K does not include the servicer compliance statement of (i) Argentic Services Company LP, as special servicer for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA and (ii) CWCapital Asset Management LLC, as special servicer for the 29-33 Ninth Avenue mortgage loan under the BBCMS 2025-C35 PSA on and after July 24, 2025, because each of Argentic Services Company LP and CWCapital Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BBCMS 2025-C32 PSA, the WFCM 2025-C64 PSA, the BBCMS 2025-C35 PSA and the BBCMS 2024-C30 PSA and (ii) Citibank, N.A. as certificate administrator under the NY 2025-299P TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2025-C11 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 19, 2025 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2025 (the “BMO 2025-C11 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as general master servicer, KeyBank National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as general trustee, and Deutsche Bank National Trust Company, as NCB co-trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 28, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2025 (the “BBCMS 2025-C32 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of February 1, 2025 (the “WFCM 2025-C64 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of July 1, 2025 (the “BBCMS 2025-C35 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 29, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Trust and Servicing Agreement, dated as of February 13, 2025 (the “NY 2025-299P TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, KeyBank National Association, as special servicer, Citibank, N.A., as certificate administrator, Wilmington Savings Fund Society, FSB, as trustee, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of November 1, 2024 (the “BBCMS 2024-C30 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein). (See Explanatory Note 5)

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as general master servicer

33.2 National Cooperative Bank, N.A., as NCB master servicer

33.3 KeyBank National Association, as general special servicer

33.4 National Cooperative Bank, N.A., as NCB special servicer (see Exhibit 33.2)

33.5 Park Bridge Lender Services LLC, as operating advisor

33.6 Computershare Trust Company, National Association, as certificate administrator and general trustee

33.7 Computershare Trust Company, National Association, as custodian

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2025-C32 PSA, pursuant to which the Shops at Mission Viejo mortgage loan is serviced. (see Exhibit 33.1)

33.9 Argentic Services Company LP, as special servicer for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA.

33.10 Park Bridge Lender Services LLC, as operating advisor for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA. (see Exhibit 33.5)

33.11 Computershare Trust Company, National Association, as custodian for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA. (see Exhibit 33.7)

33.12 Computershare Trust Company, National Association, as trustee under the BBCMS 2025-C32 PSA, pursuant to which the Shops at Mission Viejo mortgage loan is serviced. (see Exhibit 33.6)

33.13 Wells Fargo Bank, National Association, as master servicer under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan were serviced prior to March 1, 2025.

33.14 Trimont LLC, as master servicer under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced on and after March 1, 2025.

33.15 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced.

33.16 Rialto Capital Advisors, LLC, as special servicer for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA.

33.17 Park Bridge Lender Services LLC, as operating advisor for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA. (see Exhibit 33.5)

33.18 Computershare Trust Company, National Association, as custodian for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA. (see Exhibit 33.7)

33.19 Computershare Trust Company, National Association, as trustee under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced. (see Exhibit 33.6)

33.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2025-C35 PSA, pursuant to which the 29-33 Ninth Avenue mortgage loan is serviced on and after July 24, 2025. (see Exhibit 33.1)

33.21 BellOak, LLC, as operating advisor for the 29-33 Ninth Avenue mortgage loan under the BBCMS 2025-C35 PSA on and after July 24, 2025.

33.22 Computershare Trust Company, National Association, as custodian for the 29-33 Ninth Avenue mortgage loan under the BBCMS 2025-C35 PSA on and after July 24, 2025. (see Exhibit 33.7)

33.23 Computershare Trust Company, National Association, as trustee under the BBCMS 2025-C35 PSA, pursuant to which the 29-33 Ninth Avenue mortgage loan is serviced on and after July 24, 2025. (see Exhibit 33.6)

33.24 Wells Fargo Bank, National Association, as servicer under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan was serviced prior to March 1, 2025. (see Exhibit 33.13)

33.25 Trimont LLC, as servicer under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan is serviced on and after March 1, 2025. (see Exhibit 33.14)

33.26 CoreLogic Solutions, LLC, as servicing function participant under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan is serviced. (see Exhibit 33.15)

33.27 KeyBank National Association, as special servicer for the 299 Park Avenue mortgage loan under the NY 2025-299P TSA. (see Exhibit 33.3)

33.28 Citibank, N.A., as custodian for the 299 Park Avenue mortgage loan under the NY 2025-299P TSA.

33.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA, pursuant to which the Twin Cities Premium Outlets mortgage loan is serviced. (see Exhibit 33.1)

33.30 Rialto Capital Advisors, LLC, as special servicer for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 33.16)

33.31 BellOak, LLC, as operating advisor for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 33.21)

33.32 Computershare Trust Company, National Association, as custodian for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 33.7)

33.33 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C30 PSA, pursuant to which the Twin Cities Premium Outlets mortgage loan is serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as general master servicer

34.2 National Cooperative Bank, N.A., as NCB master servicer

34.3 KeyBank National Association, as general special servicer

34.4 National Cooperative Bank, N.A., as NCB special servicer (see Exhibit 34.2)

34.5 Park Bridge Lender Services LLC, as operating advisor

34.6 Computershare Trust Company, National Association, as certificate administrator and general trustee

34.7 Computershare Trust Company, National Association, as custodian

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2025-C32 PSA, pursuant to which the Shops at Mission Viejo mortgage loan is serviced. (see Exhibit 34.1)

34.9 Argentic Services Company LP, as special servicer for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA.

34.10 Park Bridge Lender Services LLC, as operating advisor for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA. (see Exhibit 34.5)

34.11 Computershare Trust Company, National Association, as custodian for the Shops at Mission Viejo mortgage loan under the BBCMS 2025-C32 PSA. (see Exhibit 34.7)

34.12 Computershare Trust Company, National Association, as trustee under the BBCMS 2025-C32 PSA, pursuant to which the Shops at Mission Viejo mortgage loan is serviced. (see Exhibit 34.6)

34.13 Wells Fargo Bank, National Association, as master servicer under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan were serviced prior to March 1, 2025.

34.14 Trimont LLC, as master servicer under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced on and after March 1, 2025.

34.15 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced.

34.16 Rialto Capital Advisors, LLC, as special servicer for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA.

34.17 Park Bridge Lender Services LLC, as operating advisor for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA. (see Exhibit 34.5)

34.18 Computershare Trust Company, National Association, as custodian for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA. (see Exhibit 34.7)

34.19 Computershare Trust Company, National Association, as trustee under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced. (see Exhibit 34.6)

34.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2025-C35 PSA, pursuant to which the 29-33 Ninth Avenue mortgage loan is serviced on and after July 24, 2025. (see Exhibit 34.1)

34.21 BellOak, LLC, as operating advisor for the 29-33 Ninth Avenue mortgage loan under the BBCMS 2025-C35 PSA on and after July 24, 2025.

34.22 Computershare Trust Company, National Association, as custodian for the 29-33 Ninth Avenue mortgage loan under the BBCMS 2025-C35 PSA on and after July 24, 2025. (see Exhibit 34.7)

34.23 Computershare Trust Company, National Association, as trustee under the BBCMS 2025-C35 PSA, pursuant to which the 29-33 Ninth Avenue mortgage loan is serviced on and after July 24, 2025. (see Exhibit 34.6)

34.24 Wells Fargo Bank, National Association, as servicer under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan was serviced prior to March 1, 2025. (see Exhibit 34.13)

34.25 Trimont LLC, as servicer under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan is serviced on and after March 1, 2025. (see Exhibit 34.14)

34.26 CoreLogic Solutions, LLC, as servicing function participant under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan is serviced. (see Exhibit 34.15)

34.27 KeyBank National Association, as special servicer for the 299 Park Avenue mortgage loan under the NY 2025-299P TSA. (see Exhibit 34.3)

34.28 Citibank, N.A., as custodian for the 299 Park Avenue mortgage loan under the NY 2025-299P TSA.

34.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA, pursuant to which the Twin Cities Premium Outlets mortgage loan is serviced. (see Exhibit 34.1)

34.30 Rialto Capital Advisors, LLC, as special servicer for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 34.16)

34.31 BellOak, LLC, as operating advisor for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 34.21)

34.32 Computershare Trust Company, National Association, as custodian for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 34.7)

34.33 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C30 PSA, pursuant to which the Twin Cities Premium Outlets mortgage loan is serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 7)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as general master servicer

35.2 National Cooperative Bank, N.A., as NCB master servicer

35.3 KeyBank National Association, as general special servicer

35.4 National Cooperative Bank, N.A., as NCB special servicer (see Exhibit 35.2)

35.5 Computershare Trust Company, National Association, as certificate administrator

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2025-C32 PSA, pursuant to which the Shops at Mission Viejo mortgage loan is serviced. (see Exhibit 35.1)

35.7 Wells Fargo Bank, National Association, as master servicer under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan were serviced prior to March 1, 2025.

35.8 Trimont LLC, as master servicer under the WFCM 2025-C64 PSA, pursuant to which the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan are serviced on and after March 1, 2025.

35.9 Rialto Capital Advisors, LLC, as special servicer for the UOVO QPN mortgage loan and the Outlet Shoppes of the Bluegrass mortgage loan under the WFCM 2025-C64 PSA.

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2025-C35 PSA, pursuant to which the 29-33 Ninth Avenue mortgage loan is serviced on and after July 24, 2025. (see Exhibit 35.1)

35.11 Wells Fargo Bank, National Association, as servicer under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan was serviced prior to March 1, 2025. (see Exhibit 35.7)

35.12 Trimont LLC, as servicer under the NY 2025-299P TSA, pursuant to which the 299 Park Avenue mortgage loan is serviced on and after March 1, 2025. (see Exhibit 35.8)

35.13 KeyBank National Association, as special servicer for the 299 Park Avenue mortgage loan under the NY 2025-299P TSA. (see Exhibit 35.3)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2024-C30 PSA, pursuant to which the Twin Cities Premium Outlets mortgage loan is serviced. (see Exhibit 35.1)

35.15 Rialto Capital Advisors, LLC, as special servicer for the Twin Cities Premium Outlets mortgage loan under the BBCMS 2024-C30 PSA. (see Exhibit 35.9)

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Barclays Capital Real Estate Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Goldman Sachs Mortgage Company and BMO Commercial Mortgage Securities LLC, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Greystone Commercial Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Greystone Commercial Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.7 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between LMF Commercial, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.8 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between LoanCore Capital Markets LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LoanCore Capital Markets LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.9 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between National Cooperative Bank, N.A. and BMO Commercial Mortgage Securities LLC, pursuant to which National Cooperative Bank, N.A. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.10 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Natixis Real Estate Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.11 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Societe Generale Financial Corporation, Société Générale and BMO Commercial Mortgage Securities LLC, pursuant to which Societe Generale Financial Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.12 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

99.13 Mortgage Loan Purchase Agreement, dated as of February 1, 2025, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on February 19, 2025 under Commission File No. 333-280224-05, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 30, 2026